Form 10QSB
period 1999-06-30
VILLAGE BANCORP INC /DE/
filed 1999-08-16
CIK 1085401

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 1999

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               FOR TRANSITION PERIOD FROM __________ TO _________

                           Commission File # 333-77209

                              VILLAGE BANCORP, INC.
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                     36-4200931
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                               1845 EAST RAND ROAD
                                  P.O. BOX 936
                      PROSPECT HEIGHTS, ILLINOIS 60070-0936
                     (Address of principal executive office)

                                   60070-0936
                                   (Zip Code)

                                 (847)-870-8300
               (Registrant's telephone number including area code)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date: August 11, 1999

================================================================================
                Class                               Outstanding June 30, 1999
--------------------------------------------------------------------------------
        Common, par value $.01                              888,000
================================================================================

            Transitional Small Business Disclosure Format (check one)
                            Yes |_|      No |X|

                              VILLAGE BANCORP, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                        Page No.

                                     PART I
                              FINANCIAL INFORMATION

Item 1 -- Financial Statements..............................................1

Item 2 -- Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................8

                                    PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings .................................................18

Item 2. Changes in Securities and Use of Proceeds..........................18

Item 3. Defaults Upon Senior Securities....................................19

Item 4. Submission of Matters to a Vote of Security Holders................19

Item 5. Other Information..................................................20

Item 6. Exhibits and Reports on Form 8-K...................................20

Form 10-QSB       Signature Page...........................................21

                                     PART I
                              FINANCIAL INFORMATION

                         ITEM 1 -- FINANCIAL STATEMENTS

     The financial information of Village Bancorp, Inc. ("Village Bancorp") included herein is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation for the interim periods. The financial statements have been prepared in accordance with generally acceptable accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. This information should be reviewed in conjunction with Village Bancorp's Registration Statement on Form SB-2, as amended (Reg. No 333-77209), effective June 25, 1999, which contains audited financial statements and accompanying footnotes.

     The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results expected for the full year ending December 31, 1999.

     For the purpose of per share information, Village Bancorp had 888,000 shares of common stock outstanding at June 30, 1999 and December 31, 1998 and 400,000 shares outstanding at June 30, 1998.

                     VILLAGE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------


                                                          JUNE 30, 1999    DECEMBER 31, 1998
                                                          -------------    -----------------
                                                           (UNAUDITED)
ASSETS
Cash and cash equivalents................................   $  3,861            $ 3,124
Federal funds sold.......................................     11,177             23,906
Securities available-for-sale............................     39,946             8,116
Loans....................................................     45,886             35,655
Allowance for loan losses................................       (611)              (459)
                                                            --------            -------
                                                              45,275             35,196
Premises, leasehold improvements and equipment, net......      2,471              1,327
Goodwill and core deposit intangibles....................        460                478
Accrued interest and other assets........................      1,290                675
                                                            --------            -------
                                                            $104,480            $72,822
                                                            ========            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
 Deposits
    Noninterest-bearing..................................   $ 11,270            $11,096
    Interest-bearing.....................................     82,682             50,117
                                                            --------            -------
                                                              93,952             61,213

 Mandatorily convertible subordinated debentures.........      1,800              1,800
 Accrued interest and other liabilities..................        783                417
                                                            --------            -------
                                                              96,535             63,430

Shareholders' equity
 Preferred stock -- $0.01 par value; authorized 500,000
    shares; none issued
 Common stock............................................          9                222
 Additional paid-in capital..............................     10,191              9,978
 Accumulated deficit.....................................     (1,710)              (848)
 Accumulated other comprehensive income..................       (545)                40
                                                            --------            -------
                                                               7,945              9,392
                                                            --------            -------
                                                            $104,480            $72,822
                                                            ========            =======

                     VILLAGE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------


                                                  THREE  MONTHS ENDED      SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                 ----------------------   ------------------
                                                   1999          1998       1999      1998
                                                 --------      --------   --------  --------
                                                       (UNAUDITED)           (UNAUDITED)
Interest income
 Loans, including fees..........................  $  894        $ 675     $ 1,718     $1,332
 Securities.....................................     411           80         640        158
 Federal funds sold.............................     189           75         376        131
                                                  ------        -----     -------     ------
                                                   1,494          830       2,734      1,621
Interest expense
 Deposits.......................................     919          411       1,577        793
 Other..........................................      28           26          56         47
                                                  ------        -----     -------     ------
                                                     947          437       1,633        840
                                                  ------        -----     -------     ------
Net interest income.............................     547          393       1,101        781
Provision for loan losses.......................      69           47         156         86
                                                  ------        -----     -------     ------
Net interest income after provision for loan
 losses.........................................     478          346         945        695

Other income
 Securities gains (losses), net.................      --           --           6         --
 Service charges on deposit accounts............      80           69         163        108
 Other income...................................      66           29         119         46
                                                  ------        -----     -------     ------
                                                     146           98         288        154
Other expense
 Salaries and employee benefits.................     579          216       1,052        433
 Occupancy and equipment expense................     129           65         234        130
 Other expenses.................................     424          185         820        361
                                                  ------        -----     -------     ------
                                                   1,132          466       2,106        924
                                                  ------        -----     -------     ------

Loss before income taxes........................    (508)         (22)       (873)       (75)
Income taxes (benefit)..........................      --           (2)        (11)       (16)
                                                  ------        -----     -------     ------
Net loss........................................    (508)         (24)       (862)       (59)

Change in unrealized gain (loss) on securities
 available-for-sale, net of income taxes........    (465)           1        (585)         6
                                                  ------        -----     -------     ------
Total comprehensive income......................  $ (973)       $ (23)    $(1,447)    $  (53)
                                                  ======        =====     =======     ======

Basic loss per share of common stock............  $ (.57)       $(.06)    $  (.97)    $ (.15)
                                                  ======        =====     =======     ======

                     VILLAGE BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                                      UNREALIZED
                                                                         GAIN
                                                                      (LOSS) ON
                                            ADDITIONAL                SECURITIES
                                   COMMON    PAID-IN     ACCUMULATED  AVAILABLE-
                                    STOCK    CAPITAL       DEFICIT     FOR-SALE       TOTAL
                                    -----    -------       -------     --------       -----

Balance at January 1, 1998......     100     $ 4,000       $   (98)       $  (3)     $ 3,999

Comprehensive income............      --          --           (59)           6          (53)
                                    ----     -------       -------        -----      -------

 Balance at June 30, 1998.......     100     $ 4,000       $  (157)       $   3      $ 3,946
                                    ====     =======       =======        =====      =======

Balance at January 1, 1999......     222       9,978          (848)          40        9,392

Change in par value of
 common stock from $0.25
 to $0.01 per share.............    (213)        213            --           --           --

Comprehensive income............      --          --          (862)        (585)      (1,447)
                                    ----     -------       -------        -----      -------

Balance at June 30, 1999........       9     $10,191       $(1,710)       $(545)     $ 7,945
                                    ====     =======       =======        =====      =======

                     VILLAGE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                            SIX MONTHS ENDED JUNE 30,
                                                                           --------------------------
                                                                             1999              1998
                                                                           --------          --------
                                                                                   (UNAUDITED)
Cash flows from operating activities
 Net loss...............................................................   $   (862)         $   (59)
 Adjustments to reconcile net loss to net cash used in operating activities
       Amortization of intangibles......................................         18               18
       Depreciation.....................................................         80               45
       Securities (gains) losses, net...................................         (6)              --
       Gain on sale of equipment........................................         --               --
       Loss on sale of other real estate owned..........................         --               --
       Net premium amortization on securities...........................         38                9
       Provision for loan losses........................................        156               86
       Decrease (increase) in accrued interest and other assets.........       (598)            (647)
       Increase in accrued interest and other liabilities...............        386               14
                                                                           --------          -------
         Net cash used in operating activities..........................       (788)            (534)

Cash flows from investing activities
 Decrease (increase) in federal funds sold..............................     12,729             (300)
 Proceeds from sales and maturities of securities available-for-sale....      2,037               --
 Purchase of securities available-for-sale..............................    (34,533)              --
 Net increase in loans..................................................    (10,231)          (1,784)
 Cash received as the result of acquisition of subsidiary bank..........         --               --
 Proceeds from sale of other real estate owned..........................         --               --
 Proceeds from sale of equipment........................................         --               --
 Bank premises and equipment expenditures...............................     (1,216)             (15)
                                                                           --------          -------
    Net cash used in investing activities                                   (31,214)          (2,099)

Cash flows from financing activities
 Net increase in deposits...............................................     32,739            3,717
 Proceeds from issuance of common stock.................................         --               --
 Proceeds from issuance of convertible debentures.......................         --            1,029
                                                                           --------          -------
    Net cash provided by financing activities...........................     32,739            4,746
                                                                           --------          -------

Increase in cash and cash equivalents                                           737            2,113
Cash and cash equivalents at beginning of period........................      3,124            1,079
                                                                           --------          -------
Cash and cash equivalents at end of period..............................   $  3,861          $ 3,192
                                                                           ========          =======

Supplemental schedule of non-cash investing activities
 Loans transferred to other real estate owned...........................   $    223          $    --
                                                                           ========          =======

                     VILLAGE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

NOTE 1 -- SECURITIES


                                                  JUNE 30, 1999 (UNAUDITED)
                                                -----------------------------
                                                AMORTIZED COST     FAIR VALUE
                                                --------------     ----------
Securities available-for-sale
 U.S. Treasury securities.....................      $ 4,045         $ 4,011
 U.S. government agencies securities..........       36,475          35,935
                                                    -------         -------
                                                    $40,520         $39,946
                                                    =======         =======

                                                      DECEMBER 31, 1998
                                                -----------------------------
                                                AMORTIZED COST     FAIR VALUE
                                                --------------     ----------
Securities available-for-sale
 U.S. Treasury securities.....................      $ 3,036         $ 3,058
 U.S. government agencies securities..........        5,020           5,058
                                                    -------         -------
                                                    $ 8,056         $ 8,116
                                                    =======         =======


NOTE 2 -- LOANS

     The major classifications of loans are as follows:


                                                 JUNE 30, 1999 DECEMBER 31, 1998
                                                 ------------- -----------------
Commercial....................................      $12,731         $ 8,564
Commercial real estate........................       13,186          10,851
Consumer real estate..........................       15,006          13,155
Consumer installment..........................        4,963           3,085
                                                    -------         -------
 Total loans..................................      $45,886         $35,655
                                                    =======         =======

NOTE 3 -- ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses was as follows:


                                                 SIX MONTHS ENDED     YEAR ENDED
                                                  JUNE 30, 1999    DECEMBER 31, 1998
                                                 ----------------  -----------------
Balance, beginning of period..................        $459               $276
Provision for loan losses.....................         156                242
Loans charged off.............................         (31)               (59)
Recoveries on loans previously charged off....          27                 --
                                                      ----               ----
Balance, end of period........................        $611               $459
                                                      ====               ====

NOTE 4 -- STOCK OPTION PLAN

     During 1998, Village Bancorp's shareholders approved the 1998 Omnibus Stock Incentive Plan. The total number of shares subject to awards under the plan may not exceed 225,000. As of June 30, 1999, options to purchase 106,000 shares of common stock were outstanding under the plan, none of which were exercisable.

                     VILLAGE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

NOTE 5 -- CONTINGENCIES

     On June 11, 1999, Village Bancorp entered into a contract to purchase a 2.26-acre parcel of land for construction of a banking facility in Munster, Indiana. The purchase price is approximately $700,000.

NOTE 6 -- STOCKHOLDERS EQUITY

     A summary of common stock at June 30, 1999 and December 31, 1998 is as follows:


                                                JUNE 30, 1999  DECEMBER 31, 1998
                                                -------------  -----------------
Authorized shares..............................   5,000,000        5,000,000
Par value per share............................        $.01             $.25
Shares issued and outstanding..................     888,000          400,000

     On April 6, 1999, the shareholders of Delta Bancorp, Inc. approved a plan of merger by which Delta Bancorp, Inc. was merged into a newly formed Delaware corporation. Concurrent with the merger, the corporation's name was changed to Village Bancorp, Inc. In addition, the par value of the corporation's preferred and common stock was changed from $1.00 and $.25, respectively, to $.01 per share.

           ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

     Village Bancorp recorded a net loss of $862,000 for the six months ended June 30, 1999 as compared to a net loss of $59,000 for the same period in 1998 and a net loss of $508,000 for the three months ended June 30, 1999 as compared to a net loss of $24,000 for the same period in 1998. The principle factors contributing to the increased net loss for 1999 are the pre-opening expenses and the initial operating loss of Village Bank North Barrington and pre-opening and organizational expenses incurred in the formation of Village Bank Munster.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO JUNE 30, 1998

     Net Interest Income. Net interest income increased $320,000 or 41% to $1,101,000 for the six months ended June 30, 1999 from $781,000 for the same period in 1998. Interest income on earning assets increased $1.1 million or 68.7% and interest expense on interest bearing liabilities increased $793,000 or 94.4% for the six months ended June 30, 1999 as compared to the same period in 1998. Interest income increased due to a $41 million increase in the average volume outstanding, primarily in securities and loans which is offset by a 150 basis point decrease in the average rate on earning assets from 8.36% to 6.86%. The increase in interest expense was primarily due to a $34 million increase in average deposits which was offset by a 43 basis point decrease in rates paid to 4.93%. The net interest spread decreased 107 basis points to 1.93% for the six months ended June 30, 1999. The decrease was primarily due to a decline in market rates on earning asset and premium rates paid on deposits at Village Bank North Barrington.

     Provision for Loan Losses. The provision for loan losses increased $70,000 or 81.3% to $156,000 for the six months ended June 30,1999 from $86,000 for the same period in 1998. The increase is due to an overall growth in the loan portfolio and the initial funding of the allowance for loan losses for Village Bank North Barrington. As of June 30, 1999, the allowance for loan losses totaled $611,000 or 1.3% of total loans. Net charge-offs were $4,000 for each of the six months ended June 30, 1999 and 1998. The amounts of the provision and the allowance for loan losses are influenced by current economic conditions, actual loss experience, industry trends and management's assessment of current collection risks within the loan portfolio.

     Other Income. Village Bancorp's other income increased $134,000 to $288,000 for the six months ended June 30, 1999 from $154,000 for the same period in 1998. Other income as a percentage of average assets was 0.5% (annualized) for the six months ended June 30, 1999 as compared to 0.7% (annualized) for the same period in 1998. The increase in the first six months of 1999 was primarily due to increased service charges on deposit accounts due to increased volume and increased ATM and Visa/MasterCard fees. In addition the 1999 results include a $6,000 gain from the sale of securities.

     Other Expenses. Village Bancorp's total other expenses increased $1.2 million or 128% to $2.1 million for the six months ended June 30, 1999 from $924,000 for the same period in 1998. As a percentage of average assets, other expenses were 4.4% (annualized) for the six months ended June 30, 1999 as compared to 4.4% (annualized) for the same period in 1998. Net occupancy expenses were 0.5% and 0.6% as a percentage of average assets in 1999 and 1998, respectively. Salary and employee benefit expense increased $619,000 or 143% to $1.1 million, primarily due to additional staffing costs to support Village Bank North Barrington and the formation of Village Bank Munster. The full-time equivalent number of employees increased from 20 in 1998 to 35 as of June 30, 1999. Other factors contributing to the increase in total other expenses were $80,000 in additional marketing and advertising costs to promote Village Bank North Barrington, $139,000 increase in data processing fees due to volume growth, $127,000 in other operating costs of Village Bank North Barrington, increased legal and professional fees related to revising Village Bancorp's corporate structure, organizational expenses for the formation of Village Bank Munster and general increases in other categories to support the growth and expansion of Village Bancorp.

     Federal and State Income Taxes. Village Bancorp recorded an income tax benefit of $11,000 for the six months ended June 30, 1999 and $16,000 for the same period in 1998 due to its operating losses.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO JUNE 30, 1998

     Net Interest Income. Net interest income increased $154,000 or 39.1% to $547,000 for the three months ended June 30, 1999 from $393,000 for the same period in 1998. Interest income on earning assets increased $664,000 or 80% and interest expense on interest bearing liabilities increased $510,000 or 116.7% for the three months ended June 30, 1999 as compared to the same period in 1998. Interest income increased due to a $48.5 million increase in the average volume outstanding, primarily in securities and loans which is offset by a 153 basis point decrease in the average rate on earning assets from 8.26% to 6.73%. The increase in interest expense was primarily due to a $42 million increase in average deposits, which was offset by a 45 basis point decrease in rates paid to 4.98%. The net interest spread decreased 107 basis points to 1.72% for the three months ended June 30, 1999. The decrease was primarily due to a decline in market rates on earning asset and premium rates paid on deposits at Village Bank North Barrington.

     Provision for Loan Losses. The provision for loan losses increased $22,000 or 46.8% to $69,000 for the three months ended June 30, 1999 from $47,000 for the same period in 1998. The increase is due to an overall growth in the loan portfolio and the initial funding of the allowance for loan losses for Village Bank North Barrington. As of June 30, 1999, the allowance for loan losses totaled $611,000 or 1.3% of total loans. Net charge-offs were $4,000 for each of the three months ended June 30, 1999 and 1998. The amounts of the provision and the allowance for loan losses are influenced by current economic conditions, actual loss experience, industry trends and management's assessment of current collection risks within the portfolio.

     Other Income. Village Bancorp's other income increased $48,000 to $146,000 for the three months ended June 30, 1999 from $98,000 for the same period in 1998. Other income as a percentage of average assets was 0.6% (annualized) for the three months ended June 30, 1999 as compared to 0.9% (annualized) for the same period in 1998. The increase in the comparable periods was primarily due to increased service charges on deposit accounts due to increased volume and increased ATM and Visa/MasterCard fees. The decrease in the percentage of other income to average assets is due to the asset growth of Village Bank North Barrington.

     Other Expenses. Village Bancorp's total other expenses increased $666,000 or 143% to $1.1 million for the three months ended June 30, 1999 from $466,000 for the same period in 1998. As a percentage of average assets, other expenses were 4.7% (annualized) for the three months ended June 30, 1999 as compared to 4.3% (annualized) for the same period in 1998. Net occupancy expenses were 0.5% and 0.6% as a percentage of average assets in 1999 and 1998, respectively. Salary and employee benefit expense increased $363,000 or 168% to $579,000, primarily due to additional staffing costs to support Village Bank North Barrington and the formation of Village Bank Munster. The full-time equivalent number of employees increased from 20 in 1998 to 35 as of June 30, 1999. Other factors contributing to the increase in total other expenses were $55,000 in additional marketing and advertising costs to promote Village Bank North Barrington, $61,000 increase in data processing fees due to volume growth, $84,000 in other operating costs of Village Bank North Barrington, increased legal and professional fees related to revising Village Bancorp's corporate structure, organizational expenses for the formation of Village Bank Munster and general increases in other categories to support the growth and expansion of Village Bancorp.

     Federal and State Income Taxes. Village Bancorp recorded no income tax provision or benefit for the three months ended June 30, 1999 and a tax benefit of $2,000 for the same period in 1998 due to its operating losses.

FINANCIAL CONDITION

     Total assets increased $31.7 million or 43.5% to $104.5 million as of June 30, 1999 from $72.8 million as of December 31, 1998. The increase during these periods is primarily due to the organization and growth of Village Bank North Barrington.

     Loans. Total loans increased $10.2 million to $45.8 million as of June 30, 1999 from $35.6 million as of December 31, 1998. As of June 30, 1999, 90% of Village Bancorp's loans mature within five years based upon contractual dates and 52% mature or reprice within one year. The increase in all loan categories is due to the initial market penetration of Village Bank North Barrington.

     Village Bancorp's loan portfolio largely reflects the profile of the communities in which it operates. The following table shows the composition of the loan portfolio


                                             JUNE 30, 1999     DECEMBER 31, 1998
                                             -------------     -----------------
Commercial...............................       $12,731             $ 8,564
Commercial real estate...................        13,186              10,851
Consumer real estate.....................        15,006              13,155
Consumer installment.....................         4,963               3,085
                                                -------             -------
   Total loans...........................       $45,886             $35,655
                                                =======             =======

     Allowance for Loan Losses. The allowance for loan losses is maintained at a level considered by management to be adequate to provide for potential losses. The allowance for loan losses is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. The adequacy of the allowance for loan losses is determined based on the overall composition of the loan portfolio, past loan loss experience, current non-performing loans, potential substandard credits and current economic conditions. The allowance for loan losses was $611,000 at June 30, 1999 and $459,000 at December 31, 1999 or 1.3%
of total loans for each period.

     The following table shows an analysis of the allowance for loan losses:

                                                JUNE 30, 1999  DECEMBER 31, 1998
                                                -------------  -----------------
Average total loans...........................     $40,202          $30,329
Total loans at end of period..................      45,886           35,655
Total non-performing and impaired loans.......         498               32

Balance, beginning of period..................         459              276
Total charge-offs.............................         (31)             (59)
Total recoveries..............................          27                0
                                                   -------          -------
Net charge-offs                                         (4)             (59)
                                                   -------          -------
Provision for loan losses.....................         156              242
                                                   -------          -------

Balance, end of period........................     $   611          $   459
                                                   =======          =======

                                                June 30, 1999  December 31, 1998
                                                -------------  -----------------
Net charge-offs to average total loans........        --%             0.19%
Allowance to total loans at end of period.....      1.33%             1.29%
Allowance to non-performing loans.............      2.39x            14.34x

     Non-performing Assets. Non-performing assets include non-accrual loans, loans 90 days or more delinquent and still accruing and other real estate owned. Village Bancorp discontinues the accrual of interest income on any loan when, in the opinion of management, there is reasonable doubt as to the timely collection of interest or principal. On a case-by-case basis the accrual of interest is discontinued on a loan once it becomes 90 days past due.

     Non-performing assets increased $466,000 to $498,000 as of June 30, 1999 from $32,000 as of December 31, 1999. Non-performing assets as of June 30, 1999 included $135,000 of loans past due 90 days or more and still accruing and $363,000 of loans on non-accrual as compared to $1,000 of loans past due 90 days and still accruing and $31,000 of loans on non-accrual as of December 31, 1998. Village Bancorp did not hold any other real estate owned during the comparable periods. The increase in loans past due 90 days relates primarily to one loan, which was brought current during July 1999. The increase in non-accrual loans relates to two specific credits, one real estate loan in which the collateral value is sufficient and the property is for sale and one commercial loan in which the cash flow from the business operation is currently not sufficient to meet the payment schedule however, the principals' personal guarantees adequately cover the loan balance.

     Non-performing assets were 0.05% of total assets as of June 30, 1999 compared to 0.04% as of December 31, 1998. Management does not believe that the increase in non-performing assets represents a decline in the overall quality of the loan portfolio at this time.

     Securities. Village Bancorp's security portfolio increased $31.8 million to $39.9 million as of June 30, 1999 from $8.1 million as of December 31, 1998. The growth was due to the generation of new deposits at Village Bank North Barrington in excess of loan funding. At June 30, 1999 all securities mature in one-five years and have all been categorized as available-for-sale in accordance with SFAS No. 115. Village Bancorp held no securities with a book value exceeding 10% of stockholders equity of a single issuer other than U.S. Treasury or U.S. Government agencies nor any off-balance sheet derivative financial instruments such as futures, forwards or swaps as of June 30, 1999.

     The following table shows the composition of the investment portfolio by major categories as of the dates indicated.


                                                           JUNE 30, 1999
                                               ---------------------------------------
                                               AMORTIZED       FAIR            % OF
                                                 COST          VALUE         PORTFOLIO
                                               ---------       -----         ---------
                                                            (UNAUDITED)
Securities available-for-sale
   U.S. Treasury securities..................   $ 4,045       $ 4,011           10.0%
   U.S. government agencies securities.......    36,475        35,935           90.0
                                                -------       -------          -----
                                                $40,520       $39,946          100.0%
                                                =======       =======          =====

                                                         DECEMBER 31, 1998
                                               ---------------------------------------
                                               AMORTIZED       FAIR            % OF
                                                 COST          VALUE         PORTFOLIO
                                               ---------       -----         ---------
Securities available-for-sale
   U.S. Treasury securities..................    $3,036        $3,058           37.7%
   U.S. government agencies securities.......     5,020         5,058           62.3
                                                 ------        ------          -----
                                                 $8,056        $8,116          100.0%
                                                 ======        ======          =====

     Deposits. Village Bancorp has experienced significant growth in deposits. At June 30, 1999, total deposits were $94.0 million, which represents a $32.8 million increase compared to December 31, 1998. Total deposits averaged $75.5 million for the six-month period. The increase in average deposits was the result of deposit growth at Village Bank North Barrington, which opened during October 1998 and ended June 30, 1999 with $53.1 million in deposits. Noninterest bearing deposits were $11.3 million as of June 30, 1999 compared to $11.1 million as of December 31, 1998. Interest Bearing deposits increased $32.6 million to $82.7 million compared to $50.1 million as of December 31, 1998. The majority of the increase in interest bearing deposits was in time deposits. Certificates of deposit under $100,000 increased $18.2 million to $46.2 million and certificates of deposit over $100,000 increased $8.7 million to $17.9 million.

The following table shows the average balance of deposits by category.


                                                      JUNE 30, 1999                DECEMBER 31, 1998
                                                   --------------------          ---------------------
                                                   AVERAGE       % OF            AVERAGE        % OF
                                                   BALANCE     DEPOSITS          BALANCE      DEPOSITS
                                                   -------     --------          -------      --------
                                                       (UNAUDITED)
Noninterest bearing demand deposits............    $10,613        14.1%          $ 7,664        18.9%
Interest bearing demand deposits...............      3,149         4.2             1,821         4.5
Savings and money market deposits..............     11,706        15.5             7,664        18.9
Time Deposits:
Certificates of deposit, under $100,000(1).....     36,366        48.2            17,027        42.1
Certificates of deposit over $100,000..........     11,585        15.3             5,250        13.0
Public funds...................................      2,046         2.7             1,064         2.6
                                                   -------       -----           -------       -----
Total time deposits............................     49,997        66.2            23,341        57.7
                                                   -------       -----           -------       -----
Total deposits.................................    $75,465       100.0%          $40,490       100.0%
                                                   =======       =====           =======       =====

----------
(1)   Certificates of deposit exclusive of public funds

     Borrowed Funds. Village Bancorp has available overnight federal funds lines of credit with correspondent banks. There were no outstanding borrowings at June 30, 1999 and December 31, 1998.

     Capital Resources. Village Bancorp and its subsidiary banks are subject to various capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, holding companies and banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

     Quantitative measures established by regulation to ensure capital adequacy require banks and holding companies to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and Tier I capital to average assets. If banks do not meet these minimum capital requirements, as defined, bank regulators can initiate certain actions that could have a direct material effect on a bank's financial statements. Management believes, as of June 30, 1999, that Village Bancorp and its subsidiary banks meet all capital adequacy requirements to which they are subject.

     As of December 31, 1998, the most recent notification received from the Federal Deposit Insurance Corporation categorized Village Bancorp's subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since this notification that management believes have changed the institution's category. To be categorized as well capitalized, banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

     The actual capital amounts and ratios as of June 30, 1999 and December 31, 1998 are presented in the following


                                                     JUNE 30, 1999           DECEMBER 31, 1998
                                                   ------------------       -------------------
                                                    AMOUNT     RATIO         AMOUNT      RATIO
                                                   -------     ------       -------      ------
Tier 1 capital to risk-weighted assets.........    $ 7,885     13.52%       $ 8,727      20.40%
Tier 1 capital minimum requirements............      2,322      4.00          1,711       4.00

Total capital to risk-weighted assets..........     10,231     17.61         10,969      25.65
Total capital minimum requirement                    4,645      8.00          3,422       8.00
Total risk-weighted assets.....................    $58,067                  $42,775

     Liquidity. Village Bancorp manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. In addition to the normal inflow of funds from core deposit growth, together with repayments and maturities of loans and investments, the banks have available overnight federal funds lines of credit with correspondent banks providing up to $3 million of available funding sources. Village Bancorp classifies all of its investment securities as available-for-sale, thereby maintaining significant liquidity.

     Village Bancorp's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash used in operating activities, consisting primarily of earnings or losses, was $788,000 and $534,000 for the six months ended June 30, 1999 and 1998, respectively. Net cash used in investing activities, consisting primarily of federal funds sold, securities purchased, loan funding and premises and equipment expenditures was $31.2 million for the six months ended June 30, 1999 and $2.1 million for the six months ended June 30, 1998. Net cash provided by financing activities, consisting principally of deposit growth, was $32.7 million and $4.7 million for the six-month periods ended June 30, 1999 and 1998, respectively. The increase in deposit growth in 1999 was principally due to the initial market penetration of Village Bank North Barrington. These funds were then used in investing activities.

INFORMATION SYSTEMS AND YEAR 2000

     The Year 2000 Problem. The year 2000 issue confronting Village Bancorp, each of our banks and suppliers, customers' and competitors centers on the inability of computer systems to recognize the year 2000 and other 2000 sensitive dates such as September 9, 1999, December 3, 1999 and February 29, 2000. Many existing computer programs and systems originally were programmed with six-digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than year 2000. Like most financial service providers, Village Bancorp and its operations may be affected significantly by the year 2000 issue because it depends on computer-generated financial information. Software, hardware, and equipment, both within and outside our direct control and third parties with whom we electronically or operationally interface are likely to be affected. These third parties include customers, and third party vendors providing data processing, information systems management, computer systems maintenance and credit bureau information. If computer systems are not able to identify the year 2000, many computer applications could fail or create incorrect results. Consequently, many calculations that rely on date-related functions could generate significantly misstated results, and we could lose our ability to process transactions, prepare statements or engage in similar normal business activities. In addition, under certain circumstances, the failure to address adequately the year 2000 issue could adversely affect the viability of our suppliers and creditors and the creditworthiness of our borrowers. If not adequately addressed, the year 2000 issue could ultimately have a significant and adverse impact on our products, services and competitive condition and in turn, our financial condition and results of operations.

     Regulatory Oversight. Financial institution regulators recently have increased their focus on year 2000 compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council has issued several interagency statements on year 2000. These statement require, among other things, that financial institutions examine the year 2000 implications of relying on vendors and the potential impact of the year 2000 issue on their customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk, and prepare a plan to address the year 2000 issue. In addition, the federal and state bank regulators have guidelines to be followed to ensure resolution of any 2000 problems. The federal and state banking agencies have asserted that year 2000 testing and certification is a key safety and soundness issue in regulatory examinations. Consequently, an institution's failure to address appropriately the year 2000 issue could result in supervisory action, including the reduction of the institution's supervisory ratings, disapproval of mergers or acquisitions and the imposition of civil money penalties. Village Bank North Barrington recently received a less than adequate regulatory review. All systems were compliant and testing has been completed, however, improvement was required in the documentation and organization of test results, vendor oversight, employee and customer awareness programs, liquidity guidelines and reporting to the board. The management of Village Bank North Barrington has responded to the regulatory agency and developed and implemented a Compliance Plan to address these issues. The Compliance Plan dictates that all issues cited will be satisfactorily resolved by the end of the third quarter of 1999.

     State of Readiness. Village Bancorp has formally established a year 2000 plan for Northwest Community Bank and Village Bank North Barrington and has created a project team for management of the year 2000 project. The project team has created a plan of action for each bank that includes milestones, budget estimates, strategies, and methodologies to track and report the status of the project. Members of the team also attend conferences and information sharing sessions to gain insight into the year 2000 issue and potential strategies for addressing it. This phase is substantially complete.

     Because Northwest Community Bank and Village Bank North Barrington were organized relatively recently, all vendor-supplied mission critical systems are certified as year 2000 compliant. As a result, we do not have renovation or upgrade issues as other institutions with longer operating histories might have. Nonetheless, we have undertaken measures to validate and test the ability of our hardware and software to accurately process date-sensitive data. We have substantially completed the validation testing of our mission-critical systems. During the validation testing process, no significant year 2000 problems have been identified relating to any mission-critical systems.

     As a start-up entity, Village Bank Munster does not have existing systems or equipment requiring year 2000 testing and remediation. We will purchase all of our office equipment hardware and software and obtain service commitments only from vendors and service providers that can certify that their products and services are year 2000 compliant. For example, we will purchase application software, microcomputers, teller equipment and network file servers only from vendors that can provide year 2000 compliance certification relating to those products. We plan to obtain data processing services, automatic teller machine applications voice response systems, documents imaging solutions and bond accounting systems from third party service provider that can certify that the products and services they provide will be year 2000 compliant. We believe that we will be able to obtain these products and services from vendors and service providers that can supply the necessary certification. If we were unable to do so, however, we will either forego acquiring the product or service until we receive the required certification or if the product or service is essential to our operations, arrange for independent testing and verification of year 2000 compliance.

     Although our internal systems, equipment and operations require significant oversight relating to year 2000 issues, we believe that our customers' year 2000 readiness could also have a significant effect on our operations. For example, if a loan customer is unable to maintain its cash flow as a result of disruption caused by its own or its customer's year 2000 problems, the customer could default in the repayment of the loan, which would lead to increased loan losses. Any such losses could exceed our allowance for loan losses. To address this concern, we have communicated with customers on an ongoing basis regarding their year 2000 readiness and have attempted to identify as the earliest opportunity those customers that are likely to encounter year 2000 problems. We plan to work with these customers to ensure, to the greatest extent possible, that their year 2000 compliance issues do not disrupt our operations. We do not anticipate any significant problems will result from customer year 2000 readiness.

     We believe that any year 2000 problems we might encounter would be concentrated within our commercial loan portfolio. We feel that real estate loans and consumer loan customers are generally not as sensitive to year 2000 problems as commercial borrowers. Our commercial loan customers are primarily small-to-medium sized businesses, which are not reliant on high technology or capital intensive manufacturing systems that pose year 2000 risk. At June 30, 1999, our commercial loan portfolio represented 27% of our total loan portfolio. Our contact with the commercial loan customers included a year 2000 risk assessment as to their dependency on computer systems and their level of year 2000 awareness and readiness. From the responses of our customers, we ranked our customers potential exposure to year 2000 issues. Based on the results of our customer responses and our internal review of those responses, we have not identified any major exposure or problems from year 2000 issues that might result in material losses in our loan portfolio.

     Resources Invested. Our year 2000 project team has been assigned the task of ensuring that all systems are identified, tested and have any changes into service by June 30, 1999. The year 2000 project team members represent all functional areas of Village Bancorp, including data processing, loan administration, accounting, item processing and operations, compliance, human resources and marketing. The board of directors of each bank oversees the year 2000 plan and provides guidance and resources to, and receives monthly updates from the bank's year 2000 team.

     Village Bancorp is expensing all year 2000 costs as those costs are incurred, and such costs are being funded through operating cash flows. The total cost of the year 2000 project since commencement has been less than $10,000. We do not expect to expend more than minimal amounts for future data processing and other costs related to year 2000.

     Contingency Plan. We have developed back-up or contingency plans for each of our mission-critical systems. Virtually all of Village Bancorp's mission-critical systems are dependent upon third party vendors or service providers. Therefore, contingency plans include selecting a new vendor or service provider and converting to their system. In the event a current vendor's system fails during the validation phase and it is determined that the vendor is unable or unwilling to correct the failure, we will convert to a new system from a pre-selected list of prospective vendors. In each case, realistic trigger dates have been established in compliance with regulatory guidelines to allow for orderly and successful conversions. For some systems, contingency plans consist of using spreadsheet software or reverting to manual systems until the computer system problems can be corrected. Unlike larger financial institutions, Northwest Community Bank and Village Bank North Barrington were organized relatively recently, and therefore the volume of transactions does not prohibit utilizing a temporary manual operation for most systems.

IMPACT OF NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133 on derivatives will, in 2000, require all derivatives to be recorded at fair value in the balance sheet, with changes in fair value charged or credited to income. If derivatives are documented and effective as hedges, the change in the derivative's fair value will be offset by an equal change in the fair value of the hedged item. Under the new standard, securities held-to-maturity can no longer be hedged, except for changes in the issuer's creditworthiness. Therefore, upon adoption of Statement No. 133, companies will have another one-time window of opportunity to reclassify held-to-maturity securities to either trading or available-for-sale, provided certain criteria are met. This Statement may be adopted early at the start of a calendar quarter. Since Village Bancorp has no significant derivative instruments or hedging activities, nor any securities held-to-maturity, adoption of Statement No. 133 is not expected to have a material impact on Village Bancorp's financial statements.

ASSET/LIABILITY MANAGEMENT

     Village Bancorp's asset/liability strategy is to maximize net interest income while limiting exposure to risk associated with a volatile interest rate environment. Village Bancorp's exposure to interest rate risk is managed primarily through Village Bancorp's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities, which generate favorable earnings, while limiting the potential negative effect of changes in market rates. The strategy is implemented through an ongoing analysis and management of interest rate risk. A principal function of asset/liability management is to coordinate the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates.

     The primary source of interest-bearing liabilities is customer deposits. The ability to manage the types and terms of such deposits may be somewhat limited by customer maturity preferences in the market areas served by Village Bancorp. The rates, terms and interest rate indices of Village Bancorp's interest-earning assets result primarily from its strategy of investing in loans with fixed rate and adjustable rate terms and securities which limit its exposure to interest rate risk and credit risk while achieving a positive interest rate spread.

     Management uses a duration model for each bank's internal asset/liability management. The model uses cash flows, maturity and repricing data and repricing assumptions to calculate the duration of each bank's assets and liabilities and projects the effect on earnings for a change in interest rates. Each bank maintains specific interest rate risk management policy limits. These guidelines include (i) a+/-20% change in net income upon an immediate 200 basis point change in interest rates and (ii) a+/-10% change in net income based upon a gradual 200 basis point change in interest rates over a twelve-month period. The bank's exposure to interest rates is reviewed on a quarterly basis by senior management and the board of directors.

INTEREST RATE SENSITIVITY ANALYSIS

     Village Bancorp's overall interest rate sensitivity is demonstrated by net interest income analysis and "gap" analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% and 2.0% increases and decreases in market interest rates. The table below presents Village Bancorp's projected changes in net interest income for the various rate shock levels at June 30, 1999.

                                     NET INTEREST INCOME
                               --------------------------------
                               AMOUNT      $ CHANGE    % CHANGE
                               ------      --------    --------
     +200 basis points         $  510       $(394)     (35.8)%
     +100 basis points            904        (197)     (17.9)
     Base                       1,101          --         --
     -100 basis points          1,300         199       18.1
     -200 basis points          1,705         405       36.8

     As shown above, at June 30, 1999, the effect of an immediate 200 basis point increase in interest rates would decrease Village Bancorp's net interest income by 35.8% or approximately $394,000. The effect of an immediate 200 basis point decrease in rates would increase Village Bancorp's net interest income by 36.8% or approximately $405,000. The impact of an immediate 200 basis point change at June 30, 1999 is above Village Bancorp's policy guidelines of +/-20%. The results are temporary and due to reallocating $18.6 million of earning assets at Village Bank North Barrington from federal funds sold into higher yielding U.S. government agency securities with 2-4 year maturity ranges, during the second quarter of 1999. This reallocation of earning assets resulted in approximately a 75 basis point increase in yield. The current rate shock impact will be reduced as the additional funds generated from the deposit growth at Village Bank North Barrington and held in federal funds sold are reinvested into higher yielding fixed and floating rate loans. At June 30, 1999, the impact of a gradual 200 basis point change in interest rates during a twelve-month period is within Village Bancorp's policy guidelines of +/-10%.

     Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Actual values may differ from those projections set forth above, should market conditions vary from assumptions used in preparing the analysis. Further, the computations do not contemplate any actions Village Bancorp may undertake in response to changes in interest rates. The "gap" analysis is based upon assumptions as to when assets and liabilities will reprice in a changing interest rate environment. Since such assumptions can be no more than estimates, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact mature or reprice at different times and at different volumes than those estimated. Therefore the "gap" table included above does not and cannot necessarily indicate the actual future impact of general interest rate movements on Village Bancorp's net interest income.

     Interest rates are significantly affected by inflation, but it is difficult to assess the impact, since neither the timing nor the magnitude of the changes in the various inflation indices coincides with changes in interest rates. Inflation does impact the economic value of longer-term interest-bearing assets and liabilities, but Village Bancorp attempts to limit its long-term assets and liabilities.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words, "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policy of the United States Government, including policies of the United States Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filing with the Securities and Exchange Commission.

                                     PART II
                                OTHER INFORMATION


Item 1.   Legal Proceedings

          There are no material pending legal proceedings to which Village Bancorp or its subsidiaries are a party other than routine litigation incidental to their respective businesses.

Item 2.   Changes in Securities and Use of Proceeds

          Village Bancorp filed a Registration Statement on Form SB-2, as amended (Reg. No. 333-77209), with the Securities and Exchange Commission, effective June 25, 1999, with respect to the sale of a maximum of 554,000 shares of its common stock, or $7,340,000. The offering commenced on June 25, 1999 and is scheduled to expire on August 31, 1999, unless otherwise extended. No subscriptions will be accepted, nor will any proceeds be received, by Village Bancorp until subscriptions have been received for a minimum of 454,000 shares. Village Bancorp estimates its expenses in connection with the offering to be $110,000.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders of Village Bancorp Inc. was held on April 6, 1999. Six proposals were submitted to a vote of security holders as described in the proxy statement dated March 9, 1999. The following is a brief description of the proposals considered and the outcome of the vote.

          1.   Elect seven directors of the Company.

               The following seven nominees were considered for election to serve until the next annual meeting or until their successors are elected and qualified.

               Kevin R. Hitzeman             John A. Reck
               Rosario Ippolito              Thomas H. Roth
               Richard P. Nevins             Ronald L. Speikhout

               Each nominee was approved with at least 80.3% of the total shares outstanding and 99.6% of the votes cast.

                                                                          For            Against          Abstain
                                                                          ---            -------          -------
          2.   Change the name of the Company to                        715,777              400               0
               "Village Bancorp, Inc."

          3.   Change the Company's state of                            712,977            2,400             800
               incorporation to Delaware from Illinois
               by means of the merger of the Company
               into a wholly-owned Delaware
               subsidiary of the Company.

          4. Subject to approval of Proposal 3, include certain anti-takeover measures in the Certificate of Incorporation and Bylaws of Village Bancorp to be effective upon reincorporation as follows:

               a)   Provide the Board of Directors the                  694,177           20,200           1,800
                    power to set the number of directors
                    on the board and fill vacancies on
                    the board;

               b)   Implement a classified board of                     695,977           15,400           4,800
                    directors who are removable only
                    for cause;

               c)   Set limits on the ability to call a                 694,377           16,800           5,000
                    special meeting;

               d)   Eliminate the right of stockholders                 679,277           32,100           4,800
                    to take action by written consent;






                                                                          For            Against          Abstain
                                                                          ---            -------          -------
               e)   Adopt procedures to be followed                     698,477           17,700               0
                    before matters can be brought
                    before a stockholder's meeting; and

               f) Approve by separate vote supermajority vote requirement for:

                    i.   Certain extraordinary corporate                707,977            7,400             800
                         transactions;

                    ii.  Amendments to Village                          708,777            6,400           1,000
                         Bancorp's Certificate of
                         Incorporation; and

                    iii. Amendments to Village                          700,777           14,400           1,000
                         Bancorp's By-laws.

          5.   Ratify the appointment of Crowe Chizek                   714,577                0           1,600
               and Company LLP as independent
               auditors of the Company for the fiscal
               year ending December 31, 1999.

          6.   Approve other matters as may properly                    698,477                0          17,700
               come before the Annual Meeting and at
               any adjournments thereof, including
               whether or nor to adjourn the meeting.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibit 27 -- Financial Data Schedule

          (b) Reports on Form 8-K - None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                             VILLAGE BANCORP, INC.
                                             (Registrant)



                                             By: /s/ Gerald F. Hartley
                                                --------------------------------
                                                Gerald F. Hartley
                                                President



                                             By: /s/ Elizabeth A. Chartier
                                                --------------------------------
                                                Elizabeth A. Chartier
                                                Senior Vice President and
                                                Controller



Date:  August 13, 1999